Form 10-K
period 2003-12-31
KEYCORP STUDENT LOAN TRUST 2002-A
filed 2004-03-30
CIK 1186222

                                                                    Page 1 of 27
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ____________ to ____________.

                      Commission File Number: 333-62624-03

                        KEYCORP STUDENT LOAN TRUST 2002-A
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                            73-1636567
------------------------------------                         -------------------
STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                             IDENTIFICATION NO.)

    C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,
--------------------------------------------------------------------------------
    ATTN:  DEBRA FRONIUS, CLEVELAND, OHIO                           44114
-------------------------------------------                      ----------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

Registrant's telephone number, including area code:  (216) 828-9353
                                                    ----------------------------

Securities Registered pursuant to Section 12(b) of the Act:            None
                                                             -------------------

Securities Registered pursuant to Section 12(g) of the Act:            None
                                                             -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    ------      ------

         The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

         The registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

         No documents are incorporated by reference into this Form 10-K.
                            Exhibit Index on Page 8
                                                 ---

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

                                     PART I

Item 1.       Business.
              --------

              Omitted.

Item 2.       Properties.
              ----------

              The property of the Registrant consists solely of student loans that are either (i) guaranteed as to the payment of principal and interest by the Pennsylvania Higher Education Assistance Agency ("PHEAA"), Great Lakes Higher Education Guaranty Corporation ("GLHEC"), Nebraska Student Loan Program ("NSLP"), California Student Aid Commission ("CSAC"), United Student Aid Fund ("USAF"), New York State Higher Education Services Corporation ("NYHESC"), Educational Credit Management Corporation ("ECMC"),Michigan Higher Education Assistance Agency ("MHEAA"), Connecticut Student Loan Foundation ("CSLF"), or the Massachusetts Higher Education Assistance Corporation now doing business as American Student Assistance ("ASA"), and are reinsured by the United States Department of Education (the "Department") or (ii) guaranteed as to the payment of principal and interest by The Education Resources Institute, Inc. ("TERI") or HEMAR Insurance Corporation of America ("HICA"), each a private guarantor and are not reinsured by the Department or (iii) are non-guaranteed and not reinsured by the Department.

              See Exhibit 99(a), a Certificate of Key Bank USA, National Association, as Master Servicer of the Registrant with respect to the activities of the Master Servicer during the fiscal year ended December 31, 2003.

              See Exhibit 99(b) and 99(f), a Certificate of Pennsylvania Higher Education Assistance Agency, as Subservicer of the Registrant with respect to the activities of the Subservicer during the calendar year ended December 31, 2003.

              See Exhibit 99(c) and 99(g), a Certificate of Great Lakes Educational Loan Services, Inc. ("Great Lakes"), as Subservicer of the Registrant with respect to the activities of the Subservicer during the calendar year ended December 31, 2003.

              See Exhibit 99(d) and 99(h), a Certificate of Key Bank USA, National Association, as Administrator of the Registrant with respect to the activities of the Administrator during the fiscal year ended December 31, 2003.

              See Exhibit 99(e), a Certificate of the Registrant, through JPMorgan Chase Bank as successor to Bank One, National Association, as Eligible Lender Trustee of the Registrant with respect to the activities of the Registrant as Issuer during the fiscal year ended December 31, 2003.

              See Exhibit 99(i), the Independent Accountant's Report of KPMG LLP with respect to the activities of Key Education Resources-Boston during the calendar year ended December 31, 2003.



Item 3.       Legal Proceedings.
              -----------------

              The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

              No matters were submitted to Noteholders for a vote during the fiscal year covered by this Annual Report. Aside from the single class of $0 principal and 0% interest certificates issued to the Depositor, which represents its residual interest in the Trust's assets, the Registrant did not issue any Certificates; it only issued Floating Rate Asset Backed Notes.

                                     PART II

Item 5.       Market for Registrant's Common Equity and related Stockholder
              ------------------------------------------------------------------
              Matters.
              --------

              Not applicable; Aside from the single class of $0 principal and 0% interest certificates issued to the Depositor, which represents its residual interest in the Trust's assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

Item 6.       Selected Financial Data.
              -----------------------

              Omitted.

Item 7.       Management's Discussion and Analysis of Financial Condition and
              ------------------------------------------------------------------
              Results of Operations.
              ----------------------

              Omitted.

Item 8.       Financial Statements and Supplementary Data.
              -------------------------------------------

              Omitted.

Item 9.       Changes in and Disagreements with Accountants on Accounting and
              ------------------------------------------------------------------
              Financial Disclosure.
              ---------------------

              None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.
              --------------------------------------------------

              Omitted.

Item 11.      Executive Compensation.
              ----------------------

              Omitted.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

              Not applicable; Aside from the single class of $0 principal and 0% interest certificates issued to the Depositor, which represents its residual interest in the Trust's assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

Item 13.        Certain Relationships and Related Transactions.
                ----------------------------------------------

                Not applicable; Aside from the single class of $0 principal and 0% interest certificates issued to the Depositor, which represents its residual interest in the Trust's assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.
           ---------------------------------------------------------------
           (a)(1) Financial Statements
               Not Applicable.

           (a)(2) Financial Statement Schedules
               Not Applicable.

           (b) Reports on Form 8-K filed during the last quarter of 2003:
               8-K dated November 28, 2003, reporting under Item 5 thereof, the regular quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Notes and the distribution of the Noteholder's Statement.


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

     99(a) Master Servicer's Compliance Certificate, Key Bank USA, National Association.


     99(b) Subservicer's Compliance Certificate from Pennsylvania Higher Education Assistance Agency ("PHEAA").


     99(c) Subservicer's Compliance Certificate from Great Lakes Educational Loan Services, Inc. ("Great Lakes").


     99(d)      Administrator's Compliance Certificate.


     99(e)      Issuer's Compliance Certificate.


     99(f)      Independent Accountant's Report of KPMG LLP regarding PHEAA


     99(g)      Independent Auditor's Report of Ernst & Young regarding Great
                Lakes


     99(h)      Independent Auditor's Report of Ernst & Young

     99(i) Independent Accountant's Report of KPMG LLP regarding Key Education Resources-Boston

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:  March 19, 2004
                                 KEYCORP STUDENT LOAN TRUST 2002-A

                                 BY:  KEY BANK USA, NATIONAL ASSOCIATION,
                                      AS ADMINISTRATOR, ON BEHALF OF THE TRUST

                                 By:     /S/ DARLENE H. DIMITRIJEVS
                                   ----------------------------------------

                                 Name:    Darlene H. Dimitrijevs
                                        ----------------------------------------

                                 Title:   Senior Vice President
                                        ----------------------------------------

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

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: Pennsylvania Higher Education Assistance Agency, Great Lakes Educational Loan Services, Inc., JPMorgan Chase Bank as successor in interest to Bank One National Association, as Eligible Lender Trustee, and JPMorgan Chase Bank, as Indenture Trustee.


Date:  February 19, 2004             /S/ DARLENE H. DIMITRIJEVS
                                     --------------------------
                                     Darlene H. Dimitrijevs
                                     Senior Vice President
                                     Key Bank USA, National Association

                                INDEX OF EXHIBITS



EXHIBIT NUMBER                     DESCRIPTION                        PAGE

    99(a)            Master Servicer's Compliance Certificate           9

    99(b)           Subservicer's Compliance Certificate PHEAA         10

    99(c)        Subservicer's Compliance Certificate Great Lakes      11

    99(d)             Administrator's Compliance Certificate           12

    99(e)                Issuer's Compliance Certificate               13

    99(f)          Independent Accountant's Report of KPMG LLP         14
                                 regarding PHEAA

    99(g)         Independent Auditor's Report of Ernst & Young        19
                              Regarding Great Lakes

    99(h)         Independent Auditor's Report of Ernst & Young        23

    99(i)          Independent Accountant's Report of KPMG LLP         25
                     regarding Key Education Resources-Boston